Form 10-Q
period 1999-06-30
IPC COMMUNICATIONS INC /DE/
filed 1999-08-16
CIK 1086920

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999
                               -------------

Commission file number 000-26171
                       ---------

                            IPC Communications, Inc.
                            ------------------------
             (Exact Name of registrant as specified in its charter)

                Delaware                                13-4060937
                --------                                ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

              Wall Street Plaza, 88 Pine Street, New York, NY 10005
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 825-9060

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at July 31, 1999
               -----                      ----------------------------
     Common Stock par value $0.01                8,354,642 shares

                            IPC COMMUNICATIONS, INC.

INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 1999
and September 30, 1998                                                      2

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended June 30, 1999 and 1998                                3

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended June 30,1999 and 1998                                     4

Notes to Condensed Consolidated Financial Statements                     5 - 11

ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     12 - 19

ITEM 3

Market Risk                                                                19

PART II.   OTHER INFORMATION                                            20 - 21

SIGNATURES                                                                 22

                            IPC COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                                                 June 30,          September 30,
                                                                                   1999                 1998
                                                                                ---------            ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $  11,143            $  28,084
   Trade receivables, less allowance of $3,081 and $2,442, respectively            70,545               71,521
   Inventories                                                                     40,375               40,046
   Prepaid expenses and other current assets                                       30,346               15,214
                                                                                ---------            ---------
             Total current assets                                                 152,409              154,865

Property, plant and equipment, net                                                 72,443               57,113
Debt issuance costs, net                                                           10,843               10,707
Goodwill, net                                                                      67,766               15,639
Other assets                                                                        3,362                3,318
                                                                                ---------            ---------
             Total assets                                                       $ 306,823            $ 241,642
                                                                                =========            =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit borrowings                                                   $   1,552            $      --
  Current portion of long-term debt                                                17,760                4,462
  Accounts payable                                                                 28,886               20,094
  Accrued liabilities                                                              60,977               40,704
  Customer advances and deferred revenue                                           33,486               38,469
                                                                                ---------            ---------
             Total current liabilities                                            142,661              103,729

 Long-term debt, net of current portion                                           238,089              200,713
 Minority interest                                                                  7,881                   --
 Other liabilities                                                                  3,783                3,741
                                                                                ---------            ---------
             Total liabilities                                                    392,414              308,183
                                                                                ---------            ---------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - $0.01 per share par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 per share par value, authorized 25,000,000 shares; shares issued and outstanding (June 30, 1999- 8,132,815,
     September 30, 1998 - 8,076,188)                                                   81                   81
  Paid-in capital                                                                   6,449                5,855
  Retained deficit                                                                (92,121)             (72,477)
                                                                                ---------            ---------
             Total stockholders' deficit                                          (85,591)             (66,541)
                                                                                ---------            ---------
             Total liabilities and stockholders' deficit                        $ 306,823            $ 241,642
                                                                                =========            =========

            See Notes to Condensed Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)

                                                                           Three Months Ended                 Nine Months Ended
                                                                                June 30,                           June 30,
                                                                       --------------------------        --------------------------
                                                                          1999             1998             1999             1998
                                                                       ---------        ---------        ---------        ---------
Revenue:
   Product sales and installation                                      $  50,940        $  45,428        $ 124,099        $ 115,711
   Service                                                                40,266           32,563          115,790           90,369
                                                                       ---------        ---------        ---------        ---------
                                                                          91,206           77,991          239,889          206,080
                                                                       ---------        ---------        ---------        ---------
Cost of revenue (excluding depreciation and amortization
  shown separately below):
   Product sales and installation                                         30,423           26,161           71,615           66,626
   Service                                                                32,413           22,821           89,234           64,126
                                                                       ---------        ---------        ---------        ---------
                                                                          62,836           48,982          160,849          130,752
                                                                       ---------        ---------        ---------        ---------
        Gross profit                                                      28,370           29,009           79,040           75,328

Research and development expenses                                          1,736            1,885            6,330            6,049
Selling, general and administrative expenses                              14,769           14,363           40,112           38,679
Depreciation and amortization expense                                      7,414            4,384           20,688           10,507
Stock compensation charge                                                  7,881               --            7,881               --
Change in control expense                                                     --           10,640               --           10,640
                                                                       ---------        ---------        ---------        ---------
         (Loss) income from operations                                    (3,430)          (2,263)           4,029            9,453

Interest expense, net                                                     (6,748)          (3,781)         (19,892)          (4,669)
Other income/(expense), net                                                  289               20              343              (61)
                                                                       ---------        ---------        ---------        ---------
         (Loss) income before provision for income taxes                  (9,889)          (6,024)         (15,520)           4,723
Provision (benefit) for income taxes                                       1,721           (2,185)           3,040            2,814
                                                                       ---------        ---------        ---------        ---------
         Net (loss) income                                             $ (11,610)       $  (3,839)       $ (18,560)       $   1,909
                                                                       =========        =========        =========        =========

Basic (loss) earnings per share                                        $   (1.44)       $   (0.31)       $   (2.30)       $    0.10
                                                                       =========        =========        =========        =========

Basic weighted average shares outstanding                                  8,076           12,495            8,076           18,445
                                                                       =========        =========        =========        =========

Diluted earnings per share                                                                                                $    0.10
                                                                                                                          =========

Diluted weighted average shares outstanding                                                                                  18,691
                                                                                                                          =========

            See Notes to Condensed Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Dollar amounts in thousands)

                                                                                       Nine months ended
                                                                                            June 30,
                                                                               --------------------------------
                                                                                 1999                   1998
                                                                               ---------              ---------
Cash flows from operating activities:
    Net (loss) income                                                          $ (18,560)             $   1,909
    Adjustments to reconcile net income to net cash provided by operating activities:
       Stock compensation charge                                                   7,881                     --
       Depreciation and amortization                                              13,605                  8,509
       Amortization of goodwill                                                    7,083                  1,998
       Non-cash interest on senior discount notes                                 15,565                  3,264
       Other interest amortization                                                 1,247                    439
       Provision for doubtful accounts                                             1,823                  1,529
    Changes in operating assets and liabilities:
       Trade receivables                                                           3,462                 (6,733)
       Inventories                                                                 2,252                (11,029)
       Prepaid expenses and other current assets                                  (5,160)                 1,991
       Other assets                                                                  664                   (431)
       Accounts payable                                                            3,785                 (2,159)
       Accrued liabilities and other liabilities                                    (602)                 5,858
       Customer advances and deferred revenue                                     (7,506)                20,401
                                                                               ---------              ---------
        Net cash provided by operating activities                                 25,539                 25,546
                                                                               ---------              ---------
Cash flows from investing activities:
       Capital expenditures                                                      (15,579)               (12,917)
       Acquisitions, net of cash acquired                                        (42,913)                (6,660)
       Contingent acquisition payments to Bridge Electronics, Inc                     --                   (875)
                                                                               ---------              ---------
        Net cash used in investing activities                                    (58,492)               (20,452)
                                                                               ---------              ---------
Cash flows from financing activities:
       Net repayment of notes payable                                                 --                 (3,200)
       Proceeds from revolving credit borrowings                                  34,532                     --
       Repayments of revolving credit borrowings                                 (32,980)                    --
       Proceeds from long-term debt                                               20,000                180,011
       Repayment of long-term debt                                                (4,800)                (4,655)
       Proceeds from equity investment                                                --                 54,721
       Purchase of IPC common stock at Merger                                         --               (200,271)
       Debt issuance costs                                                        (1,157)               (11,146)
       Other obligations due at Merger                                                --                 (2,625)
       Equity charges at Merger                                                       --                 (5,884)
       Subsidiary IPO costs                                                       (1,222)                    --
       Proceeds from the exercise of stock options                                   595                    467
       Other                                                                         (41)                    --
                                                                               ---------              ---------
        Net cash provided by financing activities                                 14,927                  7,418
                                                                               ---------              ---------
Effect of exchange rate changes on cash and cash equivalents                       1,085                   (968)
                                                                               ---------              ---------
Net (decrease) increase in cash and cash equivalents                             (16,941)                11,544
Cash and cash equivalents, beginning of period                                    28,084                  1,465
                                                                               ---------              ---------
Cash and cash equivalents, end of period                                       $  11,143              $  13,009
                                                                               =========              =========

            See Notes to Condensed Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) for a fair presentation of the financial position of IPC Communications, Inc. (the "Company" or "IPC Communications") as of June 30, 1999, and the results of its operations for the three and nine months ended June 30, 1999 and 1998, and its cash flows for the nine months ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2. Reorganizations:

IPC Communications, Inc.

      Effective on May 21, 1999, IPC Information Systems, Inc. ("IPC"), reorganized into a holding company form of organizational structure, whereby IPC Communications, a Delaware corporation, became the holding company.

      The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the "Merger"), which provides for the formation of a holding company structure without a vote of the stockholders of IPC. In the Merger, IPC Merger Sub Two, Inc., a Delaware corporation ("Merger Sub"), merged with and into IPC, with IPC as the surviving corporation (the "Surviving Corporation"). Prior to the Merger, IPC Communications was a direct, wholly owned subsidiary of IPC, and Merger Sub was a direct, wholly owned subsidiary of IPC Communications and was organized for the purpose of implementing the holding company organizational structure. Pursuant to the Merger, (i) each outstanding share of common stock, $0.01 par value per share, of IPC was converted into one share of the common stock, $0.01 par value per share, of IPC Communications, (ii) all of the issued and outstanding shares of Merger Sub were automatically converted into shares of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased and (iii) all of the issued and outstanding shares of IPC Communications owned by IPC were canceled. As a result of the Merger, IPC became a direct, wholly owned subsidiary of IPC Communications. IPC Communications' common stock trades on the American Stock Exchange under the ticker symbol "IPI." Unless the context otherwise requires, references to the "Company" or "IPC" in this Form 10-Q refer to IPC Communications, as successor to IPC Information Systems, as of May 21, 1999 and to IPC Information Systems through May 20, 1999.

      The conversion of shares of IPC's common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of IPC are deemed to represent the same number of shares of common stock of IPC Communications until such certificates are submitted to IPC Communications' transfer agent for transfer. The change to the holding company structure was tax free for federal income tax purposes for stockholders.

IXnet, Inc.

      On May 4, 1999, IXnet, Inc., a Delaware corporation ("IXnet"), was incorporated as a holding company owned by IPC with the intent to offer up to 20% of its common stock in an initial public offering ("IPO") (see Note 13). In addition, IPC contributed (1) MXNet Inc. ("MXNet") to International Exchange Networks, Ltd. ("IENL") and (2) IENL to IXnet. Unless the context otherwise requires, references to "IXnet" in this Form 10-Q refer to IXnet, Inc. as of May 4, 1999 and to International Exchange Networks, Ltd. through May 4, 1999.

3. Certain reclassifications have been made to the fiscal 1998 financial statements in order to conform to the current period's condensed consolidated presentation.


4. Components of inventories (in thousands):

                                                        June 30,   September 30,
                                                         1999           1998
                                                        -------       -------

Components and manufacturing work in process            $12,322       $13,639
Inventory on customer sites awaiting installation        24,303        21,516
Parts and maintenance supplies                            3,750         4,891
                                                        -------       -------
                                                        $40,375       $40,046
                                                        =======       =======

5. Revolving credit borrowings:

      On June 21, 1999, IPC Communications, IPC, IPC Funding Corp. (together with IPC, the "Borrowers"), General Electric Capital Corporation, as the Administrative Agent and Collateral Agent, First Union Capital Markets, Inc., as Documentation Agent, and the Lenders and the Issuing Bank named therein, entered into an Amended and Restated Credit Agreement (originally dated April 30, 1998) (the "Credit Agreement"), pursuant to which the Borrowers amended their $55 million revolving credit facility to provide for (1) a working capital facility of $45 million, based on eligible accounts receivable and inventory, and (2) a $20 million term loan. In addition, certain terms relating to the eligibility of accounts receivable used in determining the amount available under the working capital facility were relaxed. The amendment and restatement also provides for a pledge by the Company of IPC's common stock and a pledge by IPC of the common stock of IXnet, and certain additional financial convenants including a leverage ratio and fixed charge ratio.

      The $20 million term loan is repayable in quarterly installments of $1.3 million, commencing September 30, 1999 and initially bears interest at LIBOR plus 2.75% or at the base rate plus 1.75%, at the Borrower's option. The base rate is equal to the higher of (1) the rate of interest announced publicly by Citibank, N.A. at its head office in New York as the base rate of Citibank and
(2) 1/2 of 1% per annum above the federal funds rate, as defined in the Credit Agreement. The proceeds of the term loan were used to repay borrowings outstanding under the original revolving credit facility and for fees incurred with amending the Credit Agreement.

      Loans made under the working capital facility initially bear interest, at the Borrower's option, at the base rate plus 1.5% or LIBOR plus 2.5%. At June 30, 1999, approximately $1.6 million was outstanding. The Credit Agreement also provides a $10.0 million sub-limit for the issuance of letters of credit, of which $8.8 million was outstanding at June 30, 1999. Availability under the working capital facility at June 30, 1999, after giving effect to outstanding borrowings and letters of credit, approximated $27.0 million.

      The base rate and LIBOR rate for the revolving credit facility are subject to step-downs based on the leverage ratio of IPC and its subsidiaries on a consolidated basis. The weighted average interest rate for borrowings under the revolving credit facility during the three and nine months ended June 30, 1999 was 8.15% and 8.50%, respectively.

6. Long-term debt:

      Long term debt consists of the following (in thousands):

                                                     June 30,      September 30,
                                                       1999            1998
                                                    ---------      -------------
10 7/8% Senior Discount Notes due 2008              $ 203,788        $ 188,223
Term note payable with maturities through 2003
  (range of interest rates 7.67% - 9.25%)              20,000               --
Capital leases (range of interest rates
  8.19% - 10.65%)                                      22,464           16,952
Other notes payable                                     9,597               --
                                                    ---------        ---------
    Total                                             255,849          205,175
Less current portion                                  (17,760)          (4,462)
                                                    ---------        ---------
    Total long-term debt                            $ 238,089        $ 200,713
                                                    =========        =========

      The estimated fair value of the Senior Discount Notes at June 30, 1999 and September 30, 1998, calculated using the quoted closing price of the bonds on each date was $188.0 million and $178.1 million, respectively.

7. Acquisitions:

      On June 21, 1999, IPC acquired V Band Corporation ("V Band") for approximately $1.5 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the revolving credit facility. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $7.5 million of goodwill.

      On December 31, 1998, IPC purchased the assets of Reuters Voice Systems ("RVS"), a business unit of Reuters Group PLC, for approximately $5.7 million (the "RVS Acquisition"). The purchase was financed through a combination of cash from operations and borrowings under the revolving credit facility. The RVS Acquisition was accounted for using the purchase method of accounting and resulted in approximately $5.3 million in goodwill, of which approximately $4.1 million remains unamortized at June 30, 1999.

      Other than the amortization of goodwill, the effect on the Company's operating results from the V Band and RVS acquisitions is not material.

      On December 18, 1998, IPC, through IENL, acquired all of the outstanding shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls") (the "Saturn Acquisition"). The purchase price included the payment of cash in the amount of $35.7 million (paid by IPC through a combination of cash from operations and borrowings under the revolving credit facility) and the issuance by IENL of a promissory note, guaranteed by IPC, in the amount of $7.5 million, bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable in three annual installments ("Marshalls Note"). The Marshalls Note, which is subject to certain set off rights, was reduced in June 1999 by $1.9 million to a principal amount of $5.6 million, representing an adjustment to Saturn's working capital. In addition, Saturn remains indebted to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25% (the "Saturn Note").

      Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet but focused on Europe, Australia and the Pacific Rim; therefore, its customer base and network facilities are geographically complementary to IXnet.

      The Saturn Acquisition was accounted for using the purchase method of accounting and resulted in approximately $46.7 million of goodwill, of which approximately $44.2 million remains unamortized at June 30, 1999.

      The following unaudited pro forma statement of operations for the nine months ended June 30, 1999 and 1998, gives effect to the Saturn Acquisition as if it had occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share amounts).

                                                       For the nine months ended
                                                               June 30,
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------
      Revenue                                           $ 244,648    $ 225,704
      Loss before provision for income taxes            $ (17,910)   $  (2,824)
      Net loss                                          $  (8,939)   $  (2,360)
      Basic loss per share                              $   (1.11)   $   (0.13)
      Basic weighted average shares outstanding (a)         8,076       18,445

(a) Since the nine months ended June 30, 1999 and 1998 resulted in a pro forma net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share have not been calculated.

      Pro forma adjustments include: (i) amortization of goodwill over 10 years;
(ii) interest expense on the Saturn Note and the Marshalls Note; and (iii) interest expense from revolving credit borrowings for the Saturn Acquisition. All pro forma adjustments were tax effected using the effective tax rate for each period. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Saturn Acquisition occurred at the beginning of the fiscal year for each of the periods presented or of the results to be achieved in the future.

8. Stock Compensation Charge:

      In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance by IXnet of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. Such deferred stock compensation is based upon the deemed fair market value for accounting purposes of IXnet's common stock and the exercise price of such options issued on the date of grant. Approximately $7.9 million of deferred stock compensation is included as expense and as minority interest as of and for the three and nine months ended June 30, 1999. The remaining deferred compensation will be amortized over 4 years, the vesting period of the options.

      In addition, certain non-employee options are treated as variable options, which may result in recording additional deferred stock compensation expense in future periods as the value of the shares of IXnet's common stock changes during the vesting period.

9. Earnings Per Share:

      The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share (amounts in thousands, except per share amounts).

                                                For the three months         For the nine months
                                                   ended June 30,               ended June 30,
                                               ----------------------      ----------------------
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
Basic earnings (loss) per share computation

Numerator - Net (loss) income                  $(11,610)     $ (3,839)     $(18,560)     $  1,909
Denominator -
Weighted average common shares outstanding        8,076        12,495         8,076        18,445
                                               --------      --------      --------      --------
Basic (loss) earnings per share                $  (1.44)     $  (0.31)     $  (2.30)     $   0.10
                                               ========      ========      ========      ========

Diluted earnings per share computation

Numerator - Net (loss) income                                                            $  1,909
Denominator:
Weighted average common shares outstanding                                                 18,445
Dilutive stock options                                                                        246
                                                                                         --------
Total shares                                                                               18,691
                                                                                         --------
Diluted earnings per share (a)                                                           $   0.10
                                                                                         ========

(a) Since the three and nine months ended June 30, 1999 and the three months ended June 30, 1998 resulted in a net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated.

10. Comprehensive Income:

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." This statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income, net of taxes, was a net loss of $19.6 million and a net income of $1.8 million for the nine months ended June 30, 1999 and 1998, respectively.

11.  Business Segments:

      The Company's operations include Trading Systems, Information Transport Systems ("I.T.S.") and network services (IXnet). Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the IXnet network as "Service."

                                                      Trading
                                                      Systems        I.T.S         IXnet      Corporate   Eliminations Consolidated
                                                      --------     --------      --------      --------     --------     --------
Nine Months ended June 30, 1999
Revenue:
   Product sales and installation                     $ 89,898     $ 34,201      $     --      $     --     $     --     $124,099
   Service                                              51,589       11,705        52,496            --                   115,790
   Intersegment                                                                       153                       (153)          --
                                                      --------     --------      --------      --------     --------     --------
Total revenue                                         $141,487     $ 45,906      $ 52,649      $     --     $   (153)    $239,889
                                                      ========     ========      ========      ========     ========     ========
Gross profit                                            71,514        6,057         1,622            --         (153)      79,040
Research & development                                   6,330           --            --            --           --        6,330
Selling, general &
administrative                                          18,108        3,341        13,148         5,668         (153)      40,112
Depreciation & amortization                              3,996          259        14,805         1,628           --       20,688
Stock compensation charge                                   --           --         7,881            --           --        7,881
                                                      --------     --------      --------      --------     --------     --------
Income (loss) from operations                         $ 43,080     $  2,457      $(34,212)     $ (7,296)    $     --     $  4,029
                                                      ========     ========      ========      ========     ========     ========

EBITDA (a), before stock
compensation charge                                   $ 47,076     $  2,716      $(11,526)     $ (5,668)    $     --     $ 32,598
                                                      ========     ========      ========      ========     ========     ========

Total assets (b)                                      $146,270     $ 32,815      $127,738      $     --     $     --     $306,823
                                                      ========     ========      ========      ========     ========     ========

Nine Months  ended June 30, 1998
Revenue:
   Product sales and installation                     $ 93,030     $ 22,681      $     --      $     --     $     --     $115,711
   Service                                              46,876       18,383        25,110            --           --       90,369
   Intersegment                                                                       125                       (125)          --
                                                      --------     --------      --------      --------     --------     --------
Total revenue                                         $139,906     $ 41,064      $ 25,235      $     --     $   (125)    $206,080
                                                      ========     ========      ========      ========     ========     ========
Gross profit                                            69,560        5,385           383            --           --       75,328
Research & development                                   6,049           --            --            --           --        6,049
Selling, general & administrative                       16,741        3,773         9,451         8,714           --       38,679
Depreciation & amortization                              3,630          340         5,616           921           --       10,507
Change in control expense                                8,837          453         1,350            --           --       10,640
                                                      --------     --------      --------      --------     --------     --------
Income (loss) from operations                         $ 34,303     $    819      $(16,034)     $ (9,635)    $     --     $  9,453
                                                      ========     ========      ========      ========     ========     ========

EBITDA (a), before change
in control expense                                    $ 46,770     $  1,612      $ (9,068)     $ (8,714)    $     --     $ 30,600
                                                      ========     ========      ========      ========     ========     ========

Total assets at September 30,
1998 (b)                                              $139,713     $ 41,597      $ 60,332      $     --     $     --     $241,642
                                                      ========     ========      ========      ========     ========     ========

(a) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents income (loss) from operations before depreciation and amortization.

(b) The Company's management reviews corporate assets combined with Trading System's assets. In addition, Trading System's total assets are net of $45.2 million at June 30, 1999 and $62.2 million at September 30, 1998 relating to amounts due from affiliates eliminated in consolidation.

12. Effects of Recently Issued Accounting Standards:

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently use derivative financial instruments.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

13. Subsequent Events:

Initial Public Offering

      On August 12, 1999, IXnet completed its IPO through the sale of approximately 6,500,000 shares of common stock at $15 per share (excluding approximately 975,000 shares in connection with the exercise of underwriters' over-allotment option). The total number of shares of common stock held by IPC after this offering is 43,100,000 shares or 86.9% of the shares outstanding. The proceeds of the IPO are to be used to finance the continued deployment and expansion of IXnet's telecommunications network and for possible acquisitions, strategic alliances, or investments in property or assets for IXnet's business.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (unaudited)

Overview

      IPC Communications is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. Through IPC and its subsidiaries, we design, manufacture, install and services turret systems and install and service the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. Our primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. We use an integrated approach to market our products and services, leveraging IPC's established customer base throughout the financial trading community. In addition, through IXnet, we operate a telecommunication network which provides a variety of dedicated private line, managed data and switched network services which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

      Our operations include Trading Systems, Information Transport Systems ("I.T.S.") and network services (IXnet). Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." I.T.S. reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the use of its international network as "Service."

      Revenue from trading systems and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment. Invoices representing progress payments on direct product sales are submitted during various stages of the installation. The revenue attributable to such advance billings is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from IXnet network services are recognized in the month that the service is provided, except for installation revenue which is amortized over the average customer contract life.

      Cost of revenue for trading systems and I.T.S. includes material and labor associated with the installation of a project or the service performed. Cost of revenue for IXnet network services includes leased local and long distance circuit costs and personnel and related operating expenses associated with network operation, customer support and field service support.

      Due to the substantial sales price of IPC's large turret and I.T.S. installations and their recognition of revenue only upon completion of installations, revenue and operating results could fluctuate significantly from period to period. However, our service business from all three divisions generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations (as a percentage of total revenue) could be somewhat diminished in the future as our service business expands.

      On April 30, 1998, Arizona Acquisition Corp. was merged into IPC (the "1998 Merger"). In connection with the 1998 Merger, IPC issued $247.4 million aggregate principal amount at maturity of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). The Notes were issued under an indenture between IPC, as issuer, and United States Trust Company of New York, as trustee. The indenture contains certain restrictive covenants which impose limitations on IPC and its subsidiaries, including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions, (ix) asset sales, and (x) maintaining various financial ratios.

Results of Operations

Comparison of the Three Months ("Q3 1999") and Nine Months ("YTD 1999") ended June 30, 1999 to the Three Months ("Q3 1998") and Nine Months ("YTD 1998") ended June 30, 1998

      Revenue. Total revenue increased $13.2 million, or 16.9%, to $91.2 million in Q3 1999 from $78.0 million in Q3 1998. Total revenue increased $33.8 million or 16.4% to $239.9 million in YTD 1999 from $206.1 million in YTD 1998.

      Turret installation and related service revenue decreased $1.4 million, or 2.7%, to $50.2 million in Q3 1999 from $51.6 million in Q3 1998. YTD 1999 turret installation and related service revenue increased $1.6 million, or 1.1%, to $141.5 million from $139.9 million in YTD 1998.

      Turret sales and installation revenue decreased $2.1 million in Q3 1999 to $33.0 million and decreased $3.1 million to $89.9 million in YTD 1999 as compared to the similar periods of the prior year. The decrease in Q3 1999 is primarily related to the timing of large installation projects recognized as revenue when compared to the prior year periods. The YTD 1999 decrease is attributable to one large installation project for $8.4 million recognized as revenue in the first quarter of the prior year in which there were no jobs of a comparable size in the current year. Due to this occurrence we anticipate installation revenue to be less in fiscal 1999 as compared to fiscal 1998, however this decrease will be offset by an increase in service revenue.

      Turret service revenue increased $759,000 to $17.3 million in Q3 1999 from $16.5 million in Q3 1998. Turret service revenue increased $4.7 million to $51.6 million in YTD 1999 from $46.9 million in YTD 1998. Approximately $2.5 million of the increase in the current year is related to the acquisition of RVS. Higher service revenue also resulted from the Company's expanding customer base.

      Revenue from I.T.S. sales and related service increased by $4.5 million or 27.3%, to $21.0 million in Q3 1999 from $16.5 million Q3 1998. YTD 1999 I.T.S.
sales and related service revenue increased by $4.8 million to $45.9 million from $41.1 million in YTD 1998.

      Revenue from new I.T.S. installation projects in Q3 1999 and YTD 1999 was $18.0 million and $34.2 million, respectively, as compared to $10.3 million and $22.7 million, respectively, in Q3 1998 and YTD 1998. The increase in Q3 1999 and YTD 1999 is attributable to one large project installation recognized as revenue for $8.8 million. There were no projects of a comparable size in Q3 1998.

      I.T.S. service revenue was $3.0 million and $11.7 million, respectively, in Q3 1999 and YTD 1999 as compared to $6.2 million and $18.4 million, respectively, in Q3 1998 and YTD 1998. The decrease in Q3 1999 and YTD 1999 is primarily related to a large customer service contract which expired at the end of fiscal year 1998 and was not renewed. Due to this singular occurrence, the Company anticipates that I.T.S. service revenue for the current fiscal year will be less than the prior year.

      Revenue from network services increased $10.1 million, or 102.0%, to $20.0 million in Q3 1999 from $9.9 million in Q3 1998. YTD 1999 network services revenue increased $27.4 million, or 108.6%, to $52.6 million from $25.2 million in YTD 1998. Approximately $7.2 million of the increase in Q3 1999 is revenue related to the Saturn acquisition in December 1998 and $18.0 million of the increase in YTD 1999 is revenue related to the acquisition of MXNet Inc. ("MXNet") in the second quarter of fiscal 1998 and Saturn. In addition, higher network services revenue resulted from increased customer utilization of IXnet's international telecommunication network. The revenue run rate at the end of Q3 1999 (annualized recurring revenue for the last month of the period) was $78.6 million, an increase of $39.0 million, or 98.5% as compared with the similar period of the prior year.

      Cost of Revenue (excluding depreciation and amortization). Cost of revenue (as a percentage of product sales and installation revenue and service revenue) for Q3 1999 and YTD 1999 was 68.9% and 67.1%, respectively, which increased as compared to 62.8% and 63.4%, respectively, in Q3 1998 and YTD 1998.

      Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for Q3 1999 and YTD 1999 was 59.7% and 57.7%, respectively, as compared to 57.7% and 57.6%, respectively, in Q3 1998 and YTD 1998. The increase in Q3 1999 is largely related to a higher percentage of I.T.S. product sales and installation revenue in total product sales and installation revenue. I.T.S. product sales and installation revenue typically has a higher cost of revenue as compared with Trading System's product sales and installation revenue.

      Service cost of revenue (as a percentage of service revenue) for Q3 1999 and YTD 1999 was 80.5% and 77.1%, respectively, as compared to 70.1% and 71.0% in Q3 1998 and YTD 1998, respectively. The increases in Q3 1999 and YTD 1999 are primarily related to the expansion of IXnet's network and resulting increases in leased circuit maintenance, personnel, facilities and customer support costs. We anticipate that IXnet's cost of revenue will continue to increase as its customer base increases, however, such expenses, as a percentage of their revenue will decrease over time. These expenses may be incurred prior to the realization of anticipated revenue. The increase in IXnet's cost of revenue was offset in part by a decrease in Trading Systems service cost of revenue largely attributed to their expanding customer base. Trading Systems service revenue typically has a lower percentage of cost of revenue as compared to IXnet's and I.T.S.'s cost of revenue.

      Research and Development Expenses. Research and development expenses were $1.7 million and $6.3 million in Q3 1999 and YTD 1999, respectively, as compared to $1.9 million and $6.0 million, respectively, in Q3 1998 and YTD 1998, respectively. Research and development efforts continue to be focused on the development of the next generation of trading systems products, including integration of the Tradenet MX turret with the IXnet Network as well as enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based trading system products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $406,000, or 2.8%, to $14.8 million in Q3 1999 from $14.4 million in Q3 1998. SG&A expenses increased $1.4 million, or 3.7%, to $40.1 million in YTD 1999 from $38.7 million in YTD 1998. The increase in YTD 1999 is attributable to expanding IXnet's business through both internal growth and acquisitions. Through IXnet, we intend to continue to grow the network. This growth requires significant expansion of its personnel, primarily related to their sales force within the U.S., Europe and the Asia/Pacific region over the next 12 to 18 months. General and administrative expenses will increase in the future as IXnet expands; however, such expenses will decrease over time as a percentage of their revenue.

      Also contributing to the SG&A increase in YTD 1999, is a non-recurring charge of $800,000 relating to a separation agreement and release between IPC and Terry Clontz, our former President and Chief Executive officer.

      Depreciation and Amortization. Depreciation and amortization, including amortization of goodwill from acquisitions, in Q3 1999 and YTD 1999 was $7.4 million and $20.7 million, respectively, as compared to $4.4 million and $10.5 million, respectively, in Q3 1998 and YTD 1998. These increases are primarily due to increases in property, plant and equipment in connection with expanding IXnet's network and amortization of goodwill associated with the acquisition of MXNet in the second quarter of the prior year and the acquisitions of Saturn and RVS in the first quarter of the current year.

      Stock Compensation Charge. During Q3 1999 IXnet recorded a non-cash deferred stock compensation charge of approximately $26.4 million representing the difference between the exercise price and the deemed fair value of IXnet's common stock at date of grant. Approximately $7.9 million was amortized in Q3 1999. The remaining amount will be amortized over the vesting period of the stock options, which is typically 4 years.

      Certain of these stock options will be treated as variable options, which may result in recording additional deferred compensation expense in future periods as the value of IXnet's common stock changes over the vesting period.

      Interest Expense, net. Interest expense, net increased $3.0 million to $6.7 million in Q3 1999 and increased $15.2 million to $19.9 million in YTD 1999. The increase is primarily related to non-cash interest associated with the issuance of the Notes in April 1998. Non-cash interest for Q3 1999 and YTD 1999 was $5.6 million and $16.8 million, respectively, as compared to $3.6 million and $3.7 million in Q3 1998 and YTD 1998, respectively. Also contributing to the increase in the current year is interest expense from borrowings under our revolving credit facility, capital leases and notes issued in conjunction with the Saturn Acquisition.

      Provision for Income Taxes. The Company's effective tax rate for Q3 1999 and YTD 1999 was a negative 17.4% and 19.6%, respectively, compared to 36.3% and 59.6% in the similar periods of the prior year. Although we incurred a net loss for Q3 1999 and YTD 1999, income taxes were provided due to a limitation on our ability to utilize foreign tax credits to offset taxes paid outside of the

United States, a valuation allowance for our net operating loss carry forwards and an increase in IXnet's pre-tax losses for which we are not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

      Since our initial public offering in fiscal 1995 until the 1998 Merger, we have satisfied our cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. Our principal uses of cash are to fund working capital requirements, operating losses and capital expenditures of IXnet and acquisitions, principally related to the expansion of IXnet's international telecommunications network.

      On August 12, 1999, IXnet completed its IPO through the sale of approximately 6,500,000 shares of common stock at $15 per share (excluding approximately 975,000 shares in connection with the exercise of underwriters' over-allotment option). The total number of shares of common stock held by IPC after this offering is 43,100,000 shares or 86.9% of the shares outstanding. The proceeds of the IPO are to be used to finance the continued deployment and expansion of IXnet's telecommunications network and for possible acquisitions, strategic alliances, or investments in property or assets for IXnet's business.

      Net cash provided by operating activities was $25.5 million in YTD 1999 and YTD 1998.

      Cash used in investing activities was $58.5 million and $20.5 million for YTD 1999 and YTD 1998, respectively. Cash used in investing activities was related to the acquisitions of Saturn, RVS and V Band in YTD 1999, as well as expenditures for property, plant and equipment, principally consisting of network equipment and machinery and equipment primarily for IXnet.

      Cash provided by financing activities was $14.9 million in YTD 1999 as compared to $7.4 million in YTD 1998. The increase is principally related to $16.8 million in net borrowings under our revolving credit facility used primarily to finance the acquisitions of Saturn and RVS.

      On June 21, 1999, IPC Communications, the Borrowers, General Electric Capital Corporation, as the Administrative Agent and Collateral Agent, First Union Capital Markets, Inc., as Documentation Agent, and the Lenders and the Issuing Bank named therein, entered into the Credit Agreement, pursuant to which the Borrowers amended their $55 million revolving credit facility to provide for
(1) a working capital facility of $45 million, based on eligible accounts receivable and inventory, and (2) a $20 million term loan. In addition, certain terms relating to the eligibility of accounts receivable used in determining the amount available under the working capital facility were relaxed. The amendment and restatement also provides for a pledge by the Company of IPC's common stock and a pledge by IPC of the common stock of IXnet, and certain additional financial convenants including a leverage ratio and fixed charge ratio.

      The $20 million term loan is repayable in quarterly installments of $1.3 million, commencing September 30, 1999 and initially bears interest at LIBOR plus 2.75% or at the base rate plus 1.75%, at the Borrower's option. The base rate is equal to the higher of (1) the rate of interest announced publicly by Citibank, N.A. at its head office in New York as the base rate of Citibank and
(2) 1/2 of 1% per annum above the federal funds rate, as defined in the Credit Agreement. The proceeds of the term loan were used to repay borrowings outstanding under the revolving credit facility and for fees incurred with amending the Credit Agreement.

      Loans made under the working capital facility initially bear interest, at the Borrower's option, at the base rate plus 1.5% or LIBOR plus 2.5%. At June 30, 1999, $1.6 million was outstanding. The Credit Agreement also provides a $10.0 million sub-limit for the issuance of letters of credit, of which $8.8 million was outstanding at June 30, 1999. Availability under the working capital facility at June 30, 1999, after giving effect to outstanding borrowings and letters of credit, approximated $27.0 million.

      The base rate and LIBOR rate for the revolving credit facility are subject to step-downs based on the leverage ratio of IPC and its subsidiaries on a consolidated basis. The weighted average interest rate for borrowings under the revolving credit facility during the three and nine months ended June 30, 1999 was 8.15% and 8.50%, respectively.

      On June 21, 1999, IPC acquired V Band for approximately $1.5 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the revolving credit facility.

      On December 31, 1998, IPC purchased the assets of RVS, a business unit of Reuters Group PLC, for approximately $5.7 million. The purchase was financed through a combination of cash from operations and borrowings under the revolving credit facility.

      On December 18, 1998 IPC, through IENL, acquired all of the outstanding shares of Saturn from Marshalls. The purchase price included the payment of cash in the amount of $35.7 million (paid by IPC through a combination of cash from operations and borrowings from the revolving credit facility) and the issuance by IENL of the Marshalls Note. The Marshalls Note, which is subject to certain set off rights, was reduced in June 1999 by $1.9 million to a principal amount of $5.6 million, representing an adjustment to Saturn's working capital. In addition, Saturn remains indebted to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25%.

      Saturn owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet but focused on Europe, Australia and the Pacific Rim; therefore, its customer base and network facilities are geographically complementary to IXnet.

      In connection with the implementation of the IXnet's network, IENL has entered into capital lease agreements for certain network switching equipment totaling approximately $9.2 million and $8.9 million in YTD 1999 and YTD 1998, respectively.

      The Company believes that cash flows from operations, existing credit facilities and the sale of common stock by IXnet are sufficient to meet its working capital and capital expenditure needs at least through September 2000. The Company does not rule out seeking additional debt or equity financing for other corporate purposes.

Impact of Year 2000

      The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities. Like most service providers, the Year 2000 issue may significantly and adversely affect the Company and its operations. In addition, software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management and maintenance of computer systems) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify Year 2000 issues, many computer applications could fail and create erroneous results. As a result, many calculations which rely on the date field information, such as interest calculations, payment amounts or due dates and other operational functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar business activities.

      The Company has assessed and is in the process of implementing and validating its Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others, which the Company represents and sells. The Company is also taking steps to obtain Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the IXnet Network and is the process of developing contingency plans. At this point in time, the Company believes that its current products and the products it resells are Year 2000 compliant or can be made Year 2000 compliant or Year 2000 ready, as the case may be, with upgrades to both the hardware and software made available by the Company and its vendors. Furthermore, while the Company believes that the internal components of the IXnet Network (including its network management, billing and accounting systems and the equipment installed at various points of presence) will be Year 2000 ready, certain suppliers of network bandwidth may not achieve Year 2000 readiness. Contingency planning with respect to the IXnet Network is continuing.

      In addition, the Company has made available to trading systems customers its trading system laboratory located in Westbrook, Connecticut, to independently verify and test such compliance with respect to current trading systems products.

      The Company is in the process of converting to an enterprise-wide management information system which, through software updates to both the application and operating systems with an anticipated completion date by August 31, 1999, is expected to be Year 2000 compliant. Such date also represents a Year 2000 covenant in the company's credit agreement.

      The Company estimated it will spend approximately $2.0 million in connection with identifying, evaluating or addressing Year 2000 readiness and compliance issues, excluding the costs associated with the conversion to an enterprise-wide management information system, which was undertaken for operational reasons. As of June 30, 1999 the Company has incurred approximately $1.6 million related to Year 2000 compliance. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

      Despite its best efforts to ensure Year 2000 compliance, there can be no assurance that the Company will not discover Year 2000 or readiness compliance problems. Although the Company's products and products it resells are Year 2000 compliant, the potential that circumstances beyond its control which cannot be determined with complete certainty may result in its systems, products or services requiring substantial revision and may result in an interruption of normal business operations. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems, products or services will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed software, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues related to its products and services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      In addition, there can be no assurance that third party providers of products and services, including telecommunications and utility companies, and the Company's customer base, primarily in the financial services industry, will be Year 2000 compliant. The failure of such entities to be Year 2000 compliant could result in a systematic failure, beyond the control of the Company, such as prolonged telecommunications or electrical failure, or the inability of customers to make payment for services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

      As discussed above, the Company is engaged in an ongoing Year 2000 compliance assessment and has not yet developed any contingency plans. The results of the Company's enterprise-wide system conversion and responses received from vendors and service providers will be taken into account in determining the nature and extent of any contingency plan. Upon completion of the foregoing, the company anticipates developing an appropriate contingency plan on a timely basis.

ITEM 3. Market Risk

Foreign Exchange Rate Risk

      We conduct our business in more than 35 countries. With the exception of countries where we sell to foreign distributors, which are generally invoiced in U.S. Dollars, transactions from foreign operations are denominated in local currencies. With respect to these operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations have not had a significant impact on our revenues or operating results. We currently do not have a foreign exchange risk program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our results of operations or liquidity.

      On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material adverse effect on the Company's business or financial condition.


--------------------------------------------------------------------------------
      With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1998.
--------------------------------------------------------------------------------

Part II - Other Information

ITEM 1. Legal Proceedings - None

ITEM 2. Changes in Securities - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of the Stockholders (the "Annual Meeting") was held on June 15, 1999.

      There were 8,076,188 shares of Common Stock issued and outstanding at the close of business on May 21, 1999, the record date, entitled to vote at the meeting, of which, the holders of 5,477,080 shares were present in person or represented by proxy.

      Our stockholders voted at this meeting on the following matters, which were set forth in full in our proxy statement, dated June 3, 1999.

1.    To elect nine directors, each to hold office for a one year term:

Nominee                          For               Withhold
-------                          ---               --------

Peter A. Woog                 5,477,080               0

Richard M. Cashin, Jr.        5,477,080               0

Richard P. Kleinknecht        5,477,080               0

David Y. Howe                 5,477,080               0

Richard W. Smith              5,477,080               0

Robert J. McInerney           5,477,080               0

David A. Walsh                5,477,080               0

Gerald E. Starr               5,477,080               0

Brian L. Reach                5,477,080               0

      A majority of the outstanding shares of the Company were voted for the election of the nine nominees for election to the Board.

2. A proposal to amend the Amended and Restated Certificate of Incorporation of IPC Information Systems, Inc. to eliminate the provision relating to
      Section 251(g) of the General Corporation Law of the State of Delaware was approved by a vote of 5,477,080 in favor and none against.

3. A proposal to approve an amendment to the IPC Communications, Inc. 1999 Stock Incentive Plan to increase its share reserve was approved by a vote of 5,466,780 in favor and 10,300 against.

4. Ratification of the firm of PricewaterhouseCoopers LLP as the independent auditors for the 1999 fiscal year was approved by a vote of 5,477,080 in favor and none against.

ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Number 27 Financial Data Schedule

(b)   Form 8-K

      IPC filed with the Securities and Exchange Commission ("SEC") a current report on Form 8-K, dated January 4, 1999, reporting information under items 2 and 7 thereof and providing the following exhibits:

2.3 Agreement for Sale/Purchase of the Issued Share Capital of Saturn Global Network Services Holdings Limited dated August 7, 1998 (as amended on December 18, 1998) among Marshalls 106 Limited, Marshalls Finance Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc.

99    Press Release issued on December 21, 1998

      Amendments to this current report on Form 8-K, were filed with the SEC on February 11, 1999 and May 20, 1999, reporting information under Item 7.

      IPC filed with the SEC a current report on Form 8-K, dated April 23 1999, reporting information under items 2 and 7 thereof and providing the following exhibits:

99.1  Press release issued on April 8, 1999

      IPC filed with the SEC a current report on Form 8-K, dated May 21, 1999, reporting information under items 5 and 7 thereof and providing the following exhibits:

2.4 Agreement and Plan of Merger dated as of May 20, 1999 among IPC Information Systems, Inc., IPC Communications, Inc. and IPC Merger Sub Two, Inc.

3.3   Certificate of Merger of IPC Information Systems, Inc.

99.1  Press release issued on May 21, 1999

      IPC Communications filed with the SEC a current report on Form 8-K, dated May 24, 1999, reporting information under items 5 and 7 thereof and providing the following exhibits:

2.1 Agreement and Plan of Merger dated as of May 20, 1999 among IPC Information Systems, Inc., IPC Communications, Inc. and IPC Merger Sub Two, Inc.

99.1  Press release issued on May 21, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IPC COMMUNICATIONS, INC.


Dated:  August 16, 1999            By:  /s/ GERALD E. STARR
                                        ----------------------
                                        Gerald E. Starr
                                        President and
                                        Chief Executive Officer

Dated:  August 16, 1999            By:  /s/ BRIAN L. REACH
                                        ---------------------
                                        Brian L. Reach
                                        Vice President, Chief Financial Officer