Form 10-Q/A
period 1999-12-31
IPC COMMUNICATIONS INC /DE/
filed 2000-04-12
CIK 1086920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q/A

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

                      Yes      X               No_________
                         -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at March 10, 2000
----------------------------                   -----------------------------
Common Stock par value $0.01                          8,838,855 shares

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
                                                                                       =========      =========

                See Notes to Consolidated Financial Statements.

                           IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (Dollar amounts in thousands, except per share amounts)

                                                                       For the three months ended
                                                                               December 31
                                                                --------------------------------------
                                                                        1999                 1998
                                                                -----------------    -----------------
Revenue:
   Product sales and installation                                    $     38,753          $    34,356
   Service                                                                 44,727               33,394
                                                                -----------------    -----------------
                                                                           83,480               67,750
                                                                -----------------    -----------------
Cost of revenue
   Product sales and installation                                          23,768               18,783
   Service                                                                 37,959               25,014
                                                                -----------------    -----------------
                                                                           61,727               43,797
                                                                -----------------    -----------------
        Gross profit (exclusive of depreciation and
           amortization shown separately below)                            21,753               23,953

Research and development expenses                                           2,912                2,401
Selling, general and administrative expenses                               18,911               12,594
Depreciation and amortization                                              10,783                5,661
Stock compensation charge                                                   1,363                    -
                                                                -----------------    -----------------
         (Loss) income from operations                                    (12,216)               3,297

Interest expense, net                                                      (6,795)              (6,191)
Other income, net                                                             196                   76
                                                                -----------------    -----------------
          Loss before provision for income taxes
            and minority interest                                         (18,815)              (2,818)
Provision for income taxes                                                  1,241                  841
                                                                -----------------    -----------------
          Loss before minority interest                                   (20,056)              (3,659)
Minority interest                                                           3,567                    -
                                                                -----------------    -----------------
          Net loss                                                   $    (16,489)         $    (3,659)
                                                                =================    =================

Basic and fully diluted loss per share                               $      (1.95)         $     (0.45)
                                                                =================    =================
 Basic and fully diluted weighted average number
         of shares outstanding                                              8,467                8,076
                                                                =================    =================

                See Notes to Consolidated Financial Statements

                           IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                        (Dollar amounts in thousands)

                                                                                  For the three months ended
                                                                                          December 31,
                                                                               -------------------------------
                                                                                   1999               1998
                                                                               ------------       ------------
Cash flows from operating activities:
Net loss                                                                        $(16,489)          $ (3,659)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Stock compensation charge                                                       1,363                  -
   Minority Interest                                                              (3,567)                 -
   Depreciation and amortization                                                  10,783              5,542
   Other interest amortization                                                     6,085              5,524
   Provision for doubtful accounts                                                   853                163
Changes in operating assets and liabilities:
   Trade receivables                                                               3,889             13,352
   Inventories                                                                       530             (4,534)
   Prepaids and other current assets                                                 911                (92)
   Accounts payable                                                               (6,082)            (5,906)
   Accrued liabilities and other liabilities                                      (3,039)            (2,229)
   Customer advances and deferred revenue                                         (3,378)            (2,233)
                                                                                --------           --------
          Net cash (used in) provided by operating activities                     (8,141)             5,928
                                                                                --------           --------
Cash flows from investing activities:
   Capital expenditures                                                          (11,367)            (4,597)
   Net increase in investments in marketable securities                          (14,812)                 -
   Acquisitions, net of cash acquired                                                  -            (40,418)
                                                                                --------           --------
          Net cash used in investing activities                                  (26,179)           (45,015)
                                                                                --------           --------
Cash flows from financing activities:
   Proceeds from revolving credit borrowings                                      11,297             20,607
   Principal payments on capital leases                                           (1,486)            (1,135)
   Principal payments on notes payable                                            (5,172)                 -
   Debt issuance costs                                                              (175)              (333)
   Proceeds from the exercise of stock options                                       282                  -
   Other                                                                               -                (42)
                                                                                --------           --------
          Net cash provided by financing activities                                4,746             19,097
                                                                                --------           --------
Effect of exchange rate changes on cash                                             (612)                79
                                                                                --------           --------
Net decrease in cash                                                             (30,186)           (19,911)
Cash and cash equivalents, beginning of period                                    43,946             28,084
                                                                                --------           --------
Cash and cash equivalents, end of period                                        $ 13,760           $  8,173
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

     IPC's total comprehensive loss for the three months ended December 31, 1999 and 1998 was as follows (in thousands):

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                   1999             1998
                                                   ----             ----
         Net loss                               $(16,489)         $(3,659)
         Translation adjustment                     (612)             (51)
                                                --------          -------
         Total comprehensive loss               $(17,101)         $(3,710)
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

                                              Trading
                                              Systems               ITS               IXnet              Consolidated
                                        -----------------    ---------------   -----------------     ------------------
For the Three Months ended December 31, 1999
Revenue:
   Product sales and installation                $ 28,339            $10,414            $      -               $ 38,753
   Service                                         18,245              3,485              22,997                 44,727
                                        -----------------    ---------------   -----------------     ------------------
Total revenue                                      46,584             13,899              22,997                 83,480
                                        -----------------    ---------------   -----------------     ------------------
Gross profit (loss)                                22,190              1,311              (1,748)                21,753
Research & development                              2,912                  -                   -                  2,912
Selling, general & administrative (a)               4,897                984              10,153                 18,911
Depreciation & amortization                         2,491                 97               8,195                 10,783
Stock compensation charge                               -                  -               1,363                  1,363
                                        -----------------    ---------------   -----------------     ------------------
Income from operations                           $ 11,890            $   230            $(21,459)              $(12,216)
                                        =================    ===============   =================     ==================

EBITDA                                           $ 14,381            $   327            $(11,901)              $    (70)
                                        =================    ===============   =================     ==================

Total assets at December 31, 1999                $203,327            $21,163            $170,719               $395,209
                                        =================    ===============   =================     ==================
                                              Trading
                                              Systems               ITS               IXnet              Consolidated
                                        -----------------    ---------------   -----------------     ------------------
For the Three Months ended December 31, 1998
Revenue:
   Product sales and installation                $ 27,342            $ 7,014            $      -               $ 34,356
   Service                                         16,650              3,992              12,752                 33,394
                                        -----------------    ---------------   -----------------     ------------------
Total revenue                                      43,992             11,006              12,752                 67,750
                                        -----------------    ---------------   -----------------     ------------------
Gross profit (loss)                                22,397              1,262                 294                 23,953
Research & development                              2,401                  -                   -                  2,401
Selling, general & administrative (a)               5,034              1,025               3,307                 12,594
Depreciation & amortization                         1,657                 82               3,922                  5,661
                                        -----------------    ---------------   -----------------     ------------------
Income from operations                           $ 13,305            $   155            $ (6,935)              $  3,297
                                        =================    ===============   =================     ==================

EBITDA                                           $ 14,962            $   237            $ (3,013)              $  8,958
                                        =================    ===============   =================     ==================

Total assets at December 31, 1998                $219,830            $27,345            $ 30,016               $277,191
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

     On February 22, 2000, IXnet announced along with its parent, IPC Communications, Inc. that both entities had entered into an agreement and plan of merger with Global Crossing Ltd. valued at $3.8 billion. Under the terms of the merger agreement IXnet stockholders will be entitled to receive 1.184 shares of Global Crossing common stock for each share of IXnet common stock and IPC stockholders will be entitled to receive 5.417 shares of Global Crossing common stock for each share of IPC common stock. Upon completion of the mergers, IPC Information Systems Inc., which will be the successor to IPC Communications, Inc., and IXnet will become wholly owned subsidiaries of Global Crossing. The acquisition will be accounted for using the purchase method of accounting and is expected to close in June 2000.

     From February 20, 2000 to March 8, 2000, three lawsuits purporting to be class action suits were filed in the Delaware Chancery Court in and for New Castle County. The complaints, captioned Weinbtraub v. Smith, et al., Blisko v. Smith, et al., and Koening v. Smith et al., allege that IXnet, IPC, and the individual directors of IXnet and IPC breached their fiduciary duties to IXnet's minority shareholders in connection with the mergers of Global Crossing Ltd., IXnet and IPC. The plaintiffs allege, among other things, that when measured in percentage terms, IXnet's minority stockholders will receive a lower premium for their shares than IPC stockholders. The plaintiffs seek an injunction of the mergers, money damages and attorney's fees. The defendants believe these actions are entirely without merit and will contest them vigorously.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $6.3 million, or 50.0%, to $18.9 million in Q1 2000 from $12.6 million in Q1 1999. The increase is attributable to expanding IXnet's business through both internal growth and acquisitions. Through IXnet, we intend to continue to expand the IXnet Extranet. This expansion will require significant growth in personnel, primarily related to sales and marketing within the U.S., Europe and the Asia/Pacific region. General and administrative expenses will increase in the future as IXnet expands; however, such expenses will decrease over time as a percentage of IXnet's revenue.

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

     Net cash used in operating activities was $8.1 million in Q1 2000 as compared to cash provided by operating activities of $5.9 million in Q1 1999. The decrease was primarily due to the increase in the net loss from IXnet in Q1 2000 from Q1 1999. Additionally, the decrease in accounts payable and accrued liabilities contributed to the decrease. The decreases in accounts payable and accrued liabilities are timing differences from Q1 1999 to Q1 2000 relating to payroll, payments on accounts payable and completion of contracts.

     Cash used in investing activities was $26.2 million in Q1 2000 as compared to $45.0 million for Q1 1999. Cash used in investing activities related to capital expenditures for property, plant and equipment, principally consisting of network equipment and machinery primarily for the continued buildout of the IXnet Extranet. Cash used in investing activities for Q1 1999 included the acquisitions of Saturn and RVS.

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


                           IPC COMMUNICATIONS, INC.


Dated:    April 12, 2000        By:   /s/ JAMES M. DEMITRIEUS
                                      ------------------------
                                      James M. Demitrieus
                                      President and
                                      Chief Operating Officer


Dated:    April 12, 2000        By:  /s/ TIMOTHY WHELAN
                                     ---------------------------
                                     Timothy Whelan
                                     Vice President, Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           IPC INFORMATION SYSTEMS, INC.


Dated:    April 12, 2000        By:   /s/ JAMES M. DEMITRIEUS
                                      ------------------------
                                      James M. Demitrieus
                                      President and
                                      Chief Operating Officer


Dated:    April 12, 2000        By:  /s/ TIMOTHY WHELAN
                                     ---------------------------
                                     Timothy Whelan
                                     Vice President, Finance