Form 10-Q
period 2000-03-31
IPC COMMUNICATIONS INC /DE/
filed 2000-05-15
CIK 1086920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000
                               --------------

Commission file numbers 000-26171 and 000-25492
                        -----------------------

                            IPC Communications, Inc.
                           -------------------------
             (Exact Name of registrant as specified in its charter)



           Delaware                                        13-4060937
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                         IPC Information Systems, Inc.
                         -----------------------------
             (Exact Name of registrant as specified in its charter)


           Delaware                                        58-1636502
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



              Wall Street Plaza, 88 Pine Street, New York, NY 10005
             ------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


       Registrant's telephone number, including area code (212) 825-9060
                                                          --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X             No
                          -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at April 30, 2000
-----------------------------                    -----------------------------
Common Stock par value $0.01                          8,838,855 shares

                            IPC COMMUNICATIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                             PAGE
                                                                                                                             ----


                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at March 31, 2000 and September 30, 1999                                                1

           Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2000 and 1999                    2

           Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2000 and 1999                              3

           Notes to Consolidated Financial Statements                                                                          4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                               9

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                                          12

                         PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                  13

Item 2.    Changes in Securities and Use of Proceeds                                                                          13

Item 3.    Defaults Upon Senior Securities                                                                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                                                                13

Item 5.    Other Information                                                                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                                                                   13

           Signatures                                                                                                         14

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

                            IPC COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                                                                  March 31,   September 30,
                                                                                  ----------  --------------
                                                                                     2000         1999
                                                                                  ----------  --------------
                       ASSETS
Current assets:
 Cash and cash equivalents                                                        $  31,621       $  43,946
 Marketable securities                                                                    -          28,357
 Marketable securities, restricted                                                    3,000          20,435
 Trade receivables                                                                   83,600          80,309
 Inventories                                                                         39,022          31,903
 Prepaids and other current assets                                                   25,308          24,807
                                                                                  ---------       ---------
     Total current assets                                                           182,551         229,757

Property, plant and equipment, net                                                  117,382          98,682
Long term marketable securities, restricted                                               -           6,065
Debt issuance costs, net                                                             10,264          10,675
Goodwill and intangible assets, net                                                  88,097          66,203
Other assets                                                                          1,725           1,827
                                                                                  ---------       ---------
     Total assets                                                                 $ 400,019       $ 413,209
                                                                                  =========       =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                                                 $  40,625       $  23,485
 Accrued liabilities                                                                 48,320          46,343
 Customer advances and deferred revenue                                              41,368          30,432
 Current portion of notes payable                                                    50,316          34,425
 Current portion of capital leases                                                    7,205           6,265
                                                                                  ---------       ---------
     Total current liabilities                                                      187,834         140,950
Senior unsecured notes                                                              220,647         209,230
Notes payable, less current portion                                                   5,503          18,354
Lease obligations, less current portion                                              18,648          15,651
Other liabilities                                                                     3,558           3,575
                                                                                  ---------       ---------
     Total liabilities                                                              436,190         387,760
                                                                                  ---------       ---------

Minority interest                                                                    14,627          25,828

Commitments and contingencies

Stockholders' deficit:
 Common stock - $0.01 par value, authorized 25,000,000 shares;
    8,838,855 shares issued and outstanding at March 31, 2000; 8,577,480
    shares issued and outstanding at September 30, 1999                                  88              86
 Paid-in capital                                                                    115,900         104,913
 Accumulated deficit                                                               (165,580)       (105,594)
 Accumulated other comprehensive income                                              (1,206)            216
                                                                                  ---------       ---------
     Total stockholders' deficit                                                    (50,798)           (379)
                                                                                  ---------       ---------
     Total liabilities and stockholders' deficit                                  $ 400,019       $ 413,209
                                                                                  =========       =========


                See Notes to Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)




                                                                  Three months ended               Six months ended
                                                                       March 31                        March 31
                                                                --------------------------    -------------------------
                                                                  2000         1999             2000         1999
                                                                -------      --------         -------      --------

Revenue:
   Product sales and installation                              $ 35,013      $ 38,803         $ 73,766     $ 73,159
   Service                                                       52,727        42,130           97,454       75,524
                                                               --------      --------         --------     --------
                                                                 87,740        80,933          171,220      148,683
                                                               --------      --------         --------     --------
Cost of revenue (exclusive of depreciation and amortization
   shown separately below)
   Product sales and installation                                20,335        22,409           44,103       41,192
   Service                                                       45,968        31,807           83,928       56,821
                                                               --------      --------         --------     --------
                                                                 66,303        54,216          128,031       98,013
                                                               --------      --------         --------     --------
        Gross profit                                             21,437        26,717           43,189       50,670

Research and development expenses                                 3,201         2,193            6,113        4,594
Selling, general and administrative expenses                     22,777        12,749           41,689       25,343
Depreciation and amortization                                    12,632         7,613           23,415       13,274
Stock compensation charge                                         1,236             -            2,599            -
Merger related costs                                             23,288             -           23,288            -
                                                               --------      --------         --------     --------
         (Loss) income from operations                          (41,697)        4,162          (53,915)       7,459

Interest expense, net                                            (7,447)       (6,953)         (14,240)     (13,144)
Other (expense) income, net                                        (768)          (22)            (572)          54
                                                               --------      --------         --------     --------
          Loss before provision for income taxes
            and minority interest                               (49,912)       (2,813)         (68,727)      (5,631)
Provision for income taxes                                        1,219           478            2,460        1,319
                                                               --------      --------         --------     --------
         Loss before minority interest                          (51,131)       (3,291)         (71,187)      (6,950)
Minority interest                                                 7,634             -           11,201            -
                                                               --------      --------         --------     --------
         Net loss                                              $(43,497)     $ (3,291)        $(59,986)    $ (6,950)
                                                               ========      ========         ========     ========
Basic and diluted loss per share                               $  (4.97)     $  (0.41)        $  (6.91)    $  (0.86)
                                                               ========      ========         ========     ========
Basic and diluted weighted average number of shares
     outstanding                                                  8,748         8,076            8,681        8,076
                                                               ========      ========         ========     ========



                 See Notes to Consolidated Financial Statements

                           IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                  Six months ended
                                                      March 31,
                                             --------------------------
                                                     2000        1999
                                                   ---------   -------

Cash flows from operating activities:
Net loss                                          $ (59,986) $  (6,950)
Adjustments to reconcile net loss to net cash
     (used in) provided by (used in)
     operating activities
   Stock compensation charge                          2,599          -
   Minority interest                                (11,201)         -
   Depreciation and amortization                     23,415     13,349
   Other interest amortization                       12,241     11,217
   Bad debt and sales credit provision                1,632        672
Changes in operating assets and liabilities:
   Trade receivables                                 (4,409)    11,267
   Inventories                                       (7,119)    (2,194)
   Prepaids and other current assets                    (49)    (2,010)
   Other assets                                      (1,654)       239
   Accounts payable                                  16,153     (1,094)
   Accrued liabilities and other liabilities          2,122        938
   Customer advances and deferred revenue            10,936     (4,783)
                                                   ---------   -------
     Net cash (used in) provided by operating
       activities                                   (15,320)    20,651
                                                   ---------   -------
Cash flows from investing activities:
   Capital expenditures                             (27,666)    (9,410)
   Net change in marketable securities               52,453          -
   Acquisitions, net of cash acquired               (23,863)   (40,418)
                                                   ---------   -------
     Net cash provided by (used in) investing
       activities                                       924    (49,828)
                                                   ---------   -------
Cash flows from financing activities:
   Proceeds from revolving credit borrowings         15,150     22,082
   Repayments of revolving credit borrowings              -     (5,276)
   Principal payments on capital leases              (3,269)    (2,376)
   Principal payments on notes payable              (12,303)      (555)
   Debt issuance costs                                 (413)      (384)
   Proceeds from the exercise of stock options        4,328          -
   Other                                                  -        (42)
                                                   ---------   -------
     Net cash provided by financing activities        3,493     13,449
                                                   ---------   -------
Effect of exchange rate changes on cash              (1,422)      (317)
                                                   ---------   -------
Net decrease in cash                                (12,325)   (16,045)
Cash and cash equivalents, beginning of period       43,946     28,084
                                                   ---------   -------
Cash and cash equivalents, end of period             31,621    $12,039
                                                   =========   =======

Non-cash investing and financing activities:
  the period

Capital lease obligations entered
  into during the period                            $ 7,207    $ 5,318

Deferred compensation in
  connection with grants of stock options             2,599          -


                See Notes to Consolidated Financial Statements

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

     On February 22, 2000, the Company, IPC Information Systems and IXnet entered into a merger agreement with Global Crossing, Ltd. (the "Merger"). The Merger was approved by a majority of the Company's and IXnet's stockholders. Under the terms of the Merger agreement, at the closing, Company stockholders will be entitled to receive 5.417 shares of Global Crossing common stock for each share of Company common stock and IXnet stockholders will be entitled to receive 1.184 shares of Global Crossing common stock for each share of IXnet common stock. The Merger is expected to close by the end of the Company's third fiscal quarter. For the three and six months ended March 31, 2000, the Company recorded costs of $23.3 million related to the Merger. These costs primarily included investment banker fees, legal fees, other professional fees, and other direct costs.

     In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) for a fair presentation of the financial position of IPC as of March 31, 2000, and the results of its operations for the three and six months ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles, commonly referred to as "GAAP", for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with IPC's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2. Summary of Significant Accounting Policies

Trade Receivables

Trade accounts receivable relate to Trading Systems and ITS sales and installations which are progress billed until the installation is complete. Turret sales to distributors are billed after the product is shipped and service contract invoices are billed in advance. Trade receivables are recorded net of allowance for doubtful accounts of $4.6 million and $2.3 million for the period ended March 31, 2000 and 1999, respectively.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements in order to conform to the current period's presentation.

Earnings Per Share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalent shares of common stock options. Common stock equivalent shares are calculated using the treasury stock method. All stock options outstanding have been excluded from the computation of diluted loss per share as their effect would be antidilutive. Accordingly, there is no difference between basic and diluted EPS.


3.  Comprehensive loss

   Effective October 1, 1998, IPC adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires the Company to include within its financial statements information on comprehensive income/loss, which is defined as all activity impacting equity from non-owner sources. Comprehensive income/loss includes IPC's net income/loss and foreign currency translation adjustments.

   IPC's total comprehensive loss for the six months ended March 31, 2000 and 1999 was as follows (in thousands):


                                               Six Months Ended
                                                    March 31,
                                          2000                       1999
                                        --------                   -------
   Net loss                             $(59,986)                  $(6,950)
   Translation adjustment                 (1,422)                   (1,045)
                                        --------                   -------
   Total comprehensive loss             $(61,408)                  $(7,995)
                                        ========                   =======

4.  Acquisitions and Strategic Agreement:

Systems Programming & Network Computing, Inc. ("SPNC")
------------------------------------------------------

On January 25, 2000, IXnet acquired all of the issued and outstanding common shares of SPNC which is a leader in providing and integrating sophisticated multi-system, multi-platform applications for the financial services community. The purchase price was approximately $1.5 million and consisted of $300,000 in cash, a $100,000 promissory note issued by the Company and 6,080 shares of IXnet common stock. The acquisition was accounted for using the purchase method of accounting and resulted in $111,000 of goodwill, which will be amortized over a 5 year period from the date of the acquisition.

Business Networks of New York, Inc. ("BNNY")
--------------------------------------------

Effective January 1, 2000, IXnet acquired all of the issued and outstanding common shares of BNNY which is a leader in providing voice and data services to the financial community, primarily in the New York Metropolitan Area. The $26.5 million purchase price consisted of $24.5 million in cash and 45,707 shares of IXnet common stock. The acquisition was accounted for using the purchase method of accounting and resulted in $27.3 million of goodwill, which will be amortized over a 10 year period from the date of the acquisition.

Strategic Agreement
-------------------

  On September 24, 1999, IXnet entered into a strategic agreement (the "Strategic Agreement"), including the licensing of certain software products to enhance the intelligence of its network for a purchase price of $20.0 million consisting of $10.0 million in cash financed from the proceeds from IXnet's IPO and 500,000 shares of IXnet restricted common stock valued at an average closing price prior to the agreement date. The Strategic Agreement is designed to enhance IXnet's network capabilities with embedded intelligence, delivering financial enterprise integration, subject-based addressing trading turret integration and application management.

V-Band Corporation ("V-Band")
-----------------------------

  On June 21, 1999, the Company acquired V-Band for approximately $1.5 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility.

Reuters Voice Systems ("RVS")
-----------------------------

  On December 31, 1998, the Company purchased the assets of RVS, a business unit of Reuters Group PLC, for approximately $5.7 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility.

Saturn Global Network Service Holdings Ltd. ("Saturn")
------------------------------------------------------

  On December 18, 1998, International Exchange Networks, Ltd. ("IENL") acquired all of the issued and outstanding common shares of Saturn from Marshalls 106 Limited ("Marshalls"). The acquisition was accounted for using the purchase method of accounting.

  The purchase price for Saturn included a cash payment in the amount of $35.7 million and the issuance of a promissory note in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years. In addition, IENL assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25%. Under this agreement, the Marshalls Note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of the obligation by approximately $2.0 million.

5.  Property, Plant and Equipment (In thousands):


                                                      March 31,   September 30,
                                                      ----------  -------------
                                                         2000         1999
                                                      ----------  -------------
  Building                                             $  2,463        $  2,463
  Machinery and equipment                                39,247          36,300
  Furniture and fixtures                                  3,004           2,812
  Leasehold improvements                                 10,576           9,092
  Network equipment                                      49,586          39,865
  Network equipment under capital leases                 43,444          28,649
  Network software                                       24,547          21,561
  IRU's                                                  10,759           6,692
                                                       --------        --------
    Total depreciable property, plant and equipment     183,626         147,434
    Less accumulated depreciation and amortization      (66,595)        (49,761)
                                                       --------        --------
                                                        117,031          97,673
     Land and other                                         351           1,009
                                                       --------        --------
                                                       $117,382        $ 98,682
                                                       ========        ========

6.  Business Segments:

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




                                           Trading
                                           Systems       I T S         IXnet     Consolidated
                                           -------    ----------- -------------  ------------
For the Six Months ended March 31, 2000
Revenue:
   Product sales and installation         $ 54,433    $ 19,333        $      -      $ 73,766
   Service                                  38,250       7,097          52,107        97,454
                                          --------    --------        --------      --------
Total revenue                             $ 92,683    $ 26,430        $ 52,107     $ 171,220
                                          ========    ========        ========     =========
Gross profit (loss)                         43,824       2,953          (3,588)       43,189
Research & development                       6,113           -               -         6,113
Selling, general & administrative (a)       12,146       2,014          24,060        41,689
Depreciation & amortization                  4,884         195          18,336        23,415
Merger related costs                         4,750                      18,538        23,288
Stock compensation charge                        -           -           2,599         2,599
                                          --------    ---------      ---------       -------
Income (loss) from operations             $ 15,931       $ 744       $ (67,121)    $ (53,915)
                                          ========    ========       =========     =========

EBITDA (b)                                $ 17,346       $ 939       $ (46,186)    $ (27,901)
                                          ========    ========       =========     =========

Total assets                              $222,093    $ 26,206       $ 151,720     $ 400,019
                                          ========    ========       =========     =========


(a) Consolidated selling, general & administrative includes corporate general & administrative of $3,469 for the six months ended March 31, 2000

(b) EBITDA represents operating income before net interest, other expenses, income taxes, depreciation and amortization and non-cash stock compensation charges. EBITDA is not a measurement of financial performance under generally accepted accounting principles. It is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and others in the telecommunications industry. EBITDA is not necessarily comparable with similarly titled measures used by other companies.



                                             Trading
                                             Systems     I T S        IXnet   Consolidated
                                            --------   --------    ---------  ------------
For the Six Months ended March 31, 1999
Revenue:
   Product sales and installation          $ 56,933    $ 16,226    $       -    $ 73,159
   Service                                   34,332       8,680       32,512      75,524
                                           --------    --------    ---------    --------
Total revenue                                91,265      24,906       32,512     148,683
                                           ========    ========    =========    ========
Gross profit (loss)                          45,762       3,330        1,578      50,670
Research & development                        4,594                        -       4,594
Selling, general & administrative (a)        11,373       2,095        7,693      25,343
Depreciation & amortization                   3,598         168        9,508      13,274
                                           --------    --------    ---------    --------
Income (loss) from operations              $ 26,197     $ 1,067    $ (15,623)   $  7,459
                                           ========    ========    =========    ========

EBITDA (b)                                 $ 29,795     $ 1,235    $  (6,115)   $ 20,733
                                           ========    ========    =========    ========

Total assets                               $125,578    $ 31,465    $ 125,440    $282,483
                                           ========    ========    =========    ========



(a) Consolidated selling, general & administrative includes corporate general & administrative of $4,182 for the six months ended March 31, 1999

(b) EBITDA represents operating income before net interest, other expenses, income taxes, depreciation and amortization and non-cash stock compensation charges. EBITDA is not a measurement of financial performance under generally accepted accounting principles. It is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and others in the telecommunications industry. EBITDA is not necessarily comparable with similarly titled measures used by other companies.

7.  Stock Compensation Charge:

     In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance by the Company of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. The deferred stock compensation is based upon the deemed fair market value of IXnet's common stock and the exercise price of such options issued on the date of grant. The Company recorded an additional $2.1 million of non-cash deferred stock compensation during the quarter and $4.4 during the six months ended March 31, 2000, which represents the charge for the issuance of options in May 1999 that are treated as variable options for accounting purposes. Stock compensation expense for the three and six months ended March 31, 2000 is $1.2 million and $2.6 million respectively. The remaining deferred compensation will be amortized over the remaining vesting period of the options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS (unaudited)

Overview
--------

  IPC is the world's leading supplier of voice trading systems to the financial services community with a sophisticated suite of globally integrated voice and data telecommunications products. IPC focuses on serving the financial trading environment by designing, manufacturing, installing, and servicing products that allow traders around the world to communicate with each other instantly and reliably. In addition, through its subsidiary, IXnet, the Company provides a high performance intelligent global extranet designed exclusively for the financial community. Through a single connection, IXnet delivers end-to-end managed data and voice communications solutions to the financial services community around the world. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

  Our operations include Trading Systems, ITS and network services (IXnet). Trading Systems reports sales of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." ITS reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." IXnet reports revenue from sales of premium voice, managed bandwidth and outsourcing services, switched voice, shared internet protocol and other services.

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

Results of Operations

Comparison of the Three Months ("Q2 2000") and Six Months ended March 31, 2000 ("YTD 2000") to the Three Months ("Q2 1999) and Six Months ("YTD 1999") ended March 31, 1999

  Revenue. Total revenue increased $6.8 million, or 8.4%, to $87.7 million in Q2 2000 from $80.9 million in Q2 1999. Total revenue increased $22.5 million, or 15.1%, to $171.2 million in YTD 2000 from $148.7 million in YTD 1999.

  Trading system sales and installation and related service revenue decreased $1.2 million, or 2.5%, to $46.1 million in Q2 2000 from $47.3 million in Q2 1999. YTD 2000 Trading system installation and related service revenue increased $1.4 million, or 1.5%, to $92.7 million from $91.3 million in YTD 1999.

  Trading system sales and installation revenue decreased $3.5 million or 11.8% in Q2 2000 to $26.1 million and decreased $2.5 million or 4.4% to $54.4 million in YTD 2000 as compared to the similar periods of the prior year. The decrease in Q2 2000 is primarily related to the timing of large installation projects recognized as revenue when compared to the same period of the prior year.

  Trading system service revenue increased $2.3 million or 13.0% in Q2 2000 to $20.0 million and increased $4.0 million or 11.7% to $38.3 million in YTD 2000 as compared to the similar periods of the prior year. The increase is primarily related to the expanded service base attained through the acquisitions of RVS and V-Band in December 1998 and June 1999, respectively, as well as the Company's expanding customer base.

  Revenue from ITS sales and related service decreased by $1.4 million or 10.1%, to $12.5 million in Q2 2000 from $13.9 million Q2 1999. YTD 2000 revenue from ITS sales and related service increased by $1.5 million or 6.0%, to $26.4 million from $24.9 million in YTD 1999.

  Revenue from new ITS installation projects in Q2 2000 decreased by $0.3 million or 3.2% to $8.9 million in Q2 2000 and increased $3.1 million or 19.2% to $19.3 million in YTD 2000 as compared to the similar periods of the prior year. The changes in Q2 2000 and YTD 2000 are primarily related to the timing of large installation projects recognized as revenue when compared to the same period of the prior year.

  ITS service revenue decreased $1.1 million or 23.0% to $3.6 million in Q2 2000 and decreased $1.6 million or 18.2% to $7.1 million in YTD 2000 as compared to similar periods of the prior year. The decrease in Q2 2000 and YTD 2000 is primarily related to a large customer service contract which expired at the end of December 1998 and a lower volume of move, add and change orders recognized as revenue when compared to the same period of the prior year.

  IXnet revenue increased $9.3 million, or 47.0%, to $29.1 million in Q2 2000 from $19.8 million in Q2 1999. For YTD 2000 IXnet revenue increased $19.6 million, or 60.3%, to $52.1 million from $32.5 million in YTD 1999. Approximately $8.4 million of the increase in revenue related to the acquisition of Saturn in December 1998 which is included for a full six months in YTD 2000.

  Cost of Revenue (excluding depreciation and amortization). Cost of revenue (as a percentage of revenue) for Q2 2000 and YTD 2000 were 75.6% and 74.8%, respectively, as compared with 67.0% and 65.9% for the same periods of the prior year.

  Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for Q2 2000 and YTD 2000 was 58.1% and 59.8% respectively as compared with 58.4% and 58.0% for the same periods of the prior year. The increase in Q2 2000 and YTD 2000 is largely related to a higher percentage of ITS product sales and installation revenue included in total product sales and installation revenue. ITS product sales and installation revenue typically has a higher cost of revenue as compared with Trading System's turret product sales and installation revenue.

  Service cost of revenue (as a percentage of service revenue) for Q2 2000 and YTD 2000 was 87.2% and 86.1%, respectively, as compared with 75.5% and 75.2% for the same periods of the prior year. The increase in Q2 2000 and YTD 2000 is primarily related to the expansion of IXnet's network and resulting increases in leased circuit maintenance, personnel, facilities and customer support costs. We anticipate that IXnet's cost of revenue will continue to increase as its customer base increases, however, such expenses, as a percentage of their revenue will decrease over time. These expenses may be incurred prior to the realization of anticipated revenue.

  Research and Development Expenses. Research and development expenses were $3.2 million in Q2 2000 and $6.1 million in YTD 2000 as compared to $2.2 million in Q2 1999 and $4.6 million in YTD 1999. Research and development efforts continue to be focused on the development of the next generation of trading systems products, including integration of the Alliance MX turret with the IXnet Network as well as enhancement of existing features of the Alliance MX family to sustain the Company's leadership position in voice-based trading system products.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $10.1 million, or 79.5%, to $22.8 million in Q2 2000 from $12.7 million in Q2 1999. SG&A increased by $16.4 million, or 64.8%, to $41.7 million in YTD 2000 from $25.3 million in YTD 1999. The increase is attributable to expanding IXnet's business through both internal growth and acquisitions.

  Depreciation and Amortization. Depreciation and amortization, including amortization of goodwill from acquisitions, in Q2 2000 increased $5.0 million to $12.6 million as compared to $7.6 million in Q2 1999. For YTD 2000 depreciation and amortization increased by $10.1 million to $23.4 million from $13.3 million in YTD 1999. The increase in Q2 2000 and YTD 2000 is primarily due to increases in property and equipment in connection with expanding the IXnet Extranet and amortization of goodwill associated with acquisitions.

  Stock Compensation Charge. IXnet recorded a non-cash deferred compensation charge of approximately $1.4 million in Q1 2000 and $1.2 million in Q2 2000 representing the difference between the exercise price and the deemed fair value of IXnet's common stock at the date of grant.

  Merger related costs. Merger related costs were $23.3 million for the three months ended March 31, 2000, a 100% increase over the prior period. These costs, incurred in connection with the merger with Global Crossing primarily include investment banker fees, legal fees, other professional fees, and other direct costs.

  Interest Expense, net. Interest expense, net increased $0.4 million or 5.7% to $7.4 million in Q2 2000 and increased $1.1 million or 8.4% to $14.2 million in YTD 2000 compared with $7.0 million in Q2 1999 and $13.1 million in YTD 1999. The increase is primarily related to increased borrowings outstanding under the Revolving Credit Facility, capital leases and notes issued in conjunction with acquisitions.

  Provision for Income Taxes. The Company's tax provision was $2.5 million and $1.3 million on pretax losses of $68.7 million and $5.6 million for YTD 2000 and YTD 1999 respectively. These provisions were primarily the result of foreign taxes and valuation allowances on the net operating loss tax assets.

Liquidity and Capital Resources
-------------------------------

  We have satisfied our cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. Our principal uses of cash are to fund working capital requirements, operating losses and capital expenditures of IXnet and acquisitions, principally related to the expansion of the IXnet Extranet.

  On August 12, 1999, IXnet completed its initial public offering ("IPO") of 6,500,000 shares at price of $15 per share. On August 30, 1999, the underwriters exercised their over-allotment option and purchased an additional 975,000 shares at $15 per share.

  Total proceeds received by IXnet net of commissions and expenses were approximately $102.1 million. The proceeds of the IPO have been used to finance the continued expansion of its network and for acquisitions, strategic alliances, and investments in IXnet's business.

  Net cash used in operating activities was $15.3 million in YTD 2000 as compared to cash provided by operating activities of $20.7 million in YTD 1999. The decrease was primarily due to the increase in the net loss from IXnet in YTD 2000 from YTD 1999.

  Cash provided by investing activities was $.9 million in YTD 2000 as compared to cash used of $49.8 million for YTD 1999. Cash provided by or used in investing activities in YTD 2000 related to capital expenditures for property, plant and equipment, principally consisting of network equipment and machinery for the continued buildout of the IXnet Extranet as well as the SPNC and BNNY acquisitions. Cash used in investing activities for YTD 1999 related primarily to the acquisitions of Saturn and RVS.

  Cash provided by financing activities was $3.5 million in YTD 2000 as compared to $13.4 million in YTD 1999. Cash provided by financing activities for YTD 2000 was primarily derived from proceeds from borrowings on our Revolving Credit Facility and the exercise of employee stock options. This increase was partially offset by principal payments on notes payable resulting from the acquisitions by IXnet.

Cash provided by financing activities for YTD 1999 related to $22.1 million in net borrowings under our revolving credit facility used primarily to finance the acquisitions of Saturn and RVS.

  The Company believes that cash flows from operations, existing credit facilities and the remaining proceeds from the sale of common stock by IXnet are sufficient to meet its working capital and capital expenditure needs at least through the close of the Merger with Global Crossing. The Company does not rule out seeking additional debt or equity financing for other corporate purposes.

Effects of Recently Issued Accounting Standards
-----------------------------------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which was issued on June 30, 1999. The Company does not currently use derivative financial instruments.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.


Year 2000 Update
----------------

  Even though the date is now past January 1, 2000, and we have not experienced any immediate adverse impact on our operations from the transition to the Year 2000, we cannot provide complete assurance that our operations have not been affected in a manner that is not yet apparent or that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers. However, we anticipate no Year 2000 problems that are reasonably likely to have a material effect on our operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Foreign Exchange Rate Risk
---------------------------

As a global concern, we conduct business in many foreign countries and transactions from these foreign operations are denominated in local currencies. With respect to these foreign operations, we are exposed to foreign currency fluctuations for our net working capital positions. Foreign currency fluctuations historically have not had a significant impact on our revenues or operating results. We currently do not have a foreign currency exchange hedging program; however, we may implement a program to mitigate foreign currency transaction risk in the future. Although our foreign operations are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on our results of operations or liquidity. A significant and growing portion of our business is from our international operations, and changes in the global economy, foreign tax laws, international business practices and currency exchange rates could adversely affect our business.

On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material effect on the Company's business or financial condition.

Interest Rate Risk
-------------------

The Company is exposed to changes in interest rates primarily from its outstanding debt and its investments in certain marketable securities. The interest rate for certain outstanding debt is variable and therefore will fluctuate with market conditions. As a result, the Company is exposed to interest rate fluctuations, which could have a negative impact on our results of operations. We currently do not have an interest rate hedging program; however, we may implement a program to mitigate future fluctuations in interest rates. The Company's marketable securities consist of fixed income investments in the form of short-term commercial paper. The Company continually monitors its exposure to changes in interest rates from its marketable securities. Accordingly, the Company believes that the effects of changes in interest rates are limited, however, it is possible that the Company would be at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on financial condition and results of operations.

Part II - Other Information

ITEM 1.  Legal Proceedings

From February 20, 2000 to March 8, 2000, three lawsuits purporting to be class actions were filed in the Delaware Chancery Court against the Company, IXnet and the individual directors of the Company and IXnet. The complaints, captioned Weinbtraub v. Smith, et al., Blisko v. Smith, et al., and Koening v. Smith, et al., allege that the defendants breached their fiduciary duties to IXnet's minority shareholders in connection with the Merger. The plaintiffs allege, among other things, that when measured in percentage terms, IXnet's minority shareholders will receive a lower premium for their shares than the Company's shareholders. The plaintiffs seek an injunction, money damages, costs and attorneys' fees. The Company believes that these actions are entirely without merit and intends to contest them vigorously.

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders on March 2, 2000, the following proposals were adopted: 1) the election of nine directors to hold office until the next Annual Meeting; 2) the approval of an amendment to increase by 300,000 the shares reserved for the IPC Communications, Inc. 1999 Stock Incentive Plan; and 3) the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor of the Company for the fiscal year ending September 30, 2000.

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q

Exhibit
 Number                           Description
-------        -----------------------------------------------------------------

 10.26 Amendment No. 4 to Amended and Restated Credit Agreement, dated December 1, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (Incorporated by reference to exhibit 10.26 to form 10Q at December 31, 1999).

 10.27 Amendment No. 5 to Amended and Restated Credit Agreement, dated December 15, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (Incorporated by reference to exhibit 10.27 to form 10Q at December 31, 1999).

 10.28 Amendment No. 6 to Amended and Restated Credit Agreement, dated January 21, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (Incorporated by reference to exhibit 10.28 to form 10Q at December 31, 1999).

 10.29 Amendment No. 7 to Amended and Restated Credit Agreement, dated January 31, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (Incorporated by reference to exhibit 10.29 to form 10Q at December 31, 1999).

 10.30 Amendment No. 8 to Amended and Restated Credit Agreement, dated February 10, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (Incorporated by reference to exhibit 10.30 to form 10Q at December 31, 1999).

 27            Financial Data Schedule


(b) Form 8-K - On March 6, 2000, the Company filed Form 8-K in connection with the Merger with Global Crossing. The filing included the merger agreement as well as a joint press release.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IPC COMMUNICATIONS, INC.


Dated: May 15, 2000                    By: /s/ TIMOTHY WHELAN
                                          -------------------------
                                               Timothy Whelan
                                            Vice President, Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IPC INFORMATION SYSTEMS, INC.



Dated: May 15, 2000                    By: /s/ TIMOTHY WHELAN
                                          -------------------------
                                               Timothy Whelan
                                           Vice President, Finance